Form 10QSB
period 1996-09-30
SJS BANCORP INC
filed 1996-11-14
CIK 930836

                                    UNITED STATES

                          SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C.    20549

                                     FORM 10-QSB

                [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 1996

                                            OR

                [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                           SECURITIES EXCHANGE ACT OF 1934

                           Commission File Number 0 - 25072

                                  SJS BANCORP, INC.
          (Exact name of small business issuer as specified in its charter)

            DELAWARE                                      38-3203930
            --------                                      ----------
      (State or other jurisdiction            (IRS Employer Identification No.)
     of incorporation organization)

                     301 STATE STREET, ST. JOSEPH, MICHIGAN 49085
                     --------------------------------------------
                       (address of principal executive offices)

                                     616-983-0134
                                     ------------
                   (Issuer's telephone number, including area code)


    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months ( or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

YES:  x   ; NO:

   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

             CLASS                             OUTSTANDING AT NOVEMBER 12,1996
             -----                             -------------------------------
  Common stock, $.01 par value                          917,622 Shares

Transitional Small Business Disclosure Format

YES:     ; NO:  x

                                   SJS BANCORP, INC.

                                     FORM 10-QSB
                           Quarter ended September 30, 1996

                            Part I - Financial Information



Interim Financial Information required by Item 310 (b) of Regulation S-B and item 303 of Regulation S-B is included in this Form 10-QSB as referenced below:

                                                                          PAGE
                                                                          -----
ITEM 1 - FINANCIAL STATEMENTS

         Consolidated Statements of Financial Condition.....................1

         Consolidated Statements of Operations..............................2

         Consolidated Statements of Stockholders' Equity....................3

         Consolidated Statements of Cash Flow...............................4

         Notes to Consolidated Financial Statements.......................5-8


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.......................................9-11

PART II - OTHER INFORMATION

OTHER INFORMATION...........................................................12

SIGNATURES..................................................................13

                                  SJS BANCORP, INC.
                    CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                     (Unaudited)


                                                        SEPTEMBER 30, 1996  JUNE 30, 1996
                                                        ------------------  -------------
ASSETS
Cash and due from financial institutions                   $2,552,587          $3,116,085
Interest-bearing demand deposits in other financial
    institutions                                              612,525              14,832
                                                         ------------        ------------
    Total cash and cash equivalents                         3,165,112           3,130,917

Interest-bearing deposits in other financial
    institutions                                              190,000             190,000
Mortgage-Backed Securities available for sale              22,528,017          26,831,702
Mortgage-Backed Securities held to maturity
    (estimated fair value on September 30, 1996
    $9,111,883; June 30, 1996 $9,351,120)                   9,246,708           9,379,310
Equity securities available for sale                           63,300              63,280
Investment securities available for sale                    5,610,841           5,566,705
Investment securities held to maturity
    (estimated fair value on September 30, 1996
    $3,141,476; June 30, 1996 $3,630,989)                   3,167,816           3,667,929
Federal Home Loan Bank Stock                                1,187,500           1,187,500
Loans, net                                                103,542,113          98,861,649
Accrued interest receivable                                 1,031,631           1,069,562
Premises and equipment                                      1,138,279           1,152,526
Other assets                                                1,009,331             795,564
                                                         ------------        ------------
    Total assets                                         $151,880,648        $151,896,644

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                                 $109,817,011        $107,927,968
Federal Home Loan Bank Advances                            23,369,719          23,750,000
Advance payments by borrowers for taxes and insurance         913,342           1,249,689
Accrued interest payable on deposits                          221,910             251,385
Accrued expenses and other liabilities                      1,741,178           1,807,216
                                                         ------------        ------------
    Total liabilities                                     136,063,160         134,986,258
                                                         ------------        ------------
                                                         ------------        ------------
Common Stock                                                    9,866               9,866
Paid in Surplus                                             9,529,806           9,519,762
Retained earnings, substantially restricted                 9,170,065           9,635,294
Net unrealized gain(loss) on available-for-sale securities
    (Applicable deferred income taxes on September 30,
    1996 $241,030; June 30, 1996 $257,903)                   (467,882)           (500,635)
Net unrealized gain(loss) on held-to-maturity securities
    (Applicable deferred income taxes on September 30,
    1996 $26,041; June 30, 1996 $26,777)                      (50,550)            (51,979)
Employee Stock Ownership Plan (ESOP) (unallocated shares)    (312,371)           (322,140)
Management Recognition Plan (MRP)(unearned shares)           (662,021)           (675,532)
Treasury stock (69,000 shares at cost)                     (1,399,425)           (704,250)
                                                         ------------        ------------
    Total Stockholders' Equity                             15,817,488          16,910,386
                                                         ------------        ------------
    Total  Liabilities and Stockholders' Equity          $151,880,648        $151,896,644
                                                         ------------        ------------
                                                         ------------        ------------

             See accompanying notes to consolidated financial statements.
                                           1

                                  SJS BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Unaudited)

                                                   Three months ended September 30,
                                                        1966            1995
                                                        ----            ----
Interest income
    Loans                                            $2,085,395      $1,607,305
    Investment securities                               136,910         186,996
    Mortgage-backed securities                          509,273         555,604
    Other interest income                                53,540          59,863
                                                     ----------      ----------
                                                      2,785,118       2,409,768

Interest Expenses
    Deposits                                          1,386,090       1,355,589
    Federal Home Loan Bank advances                     356,790         101,721
                                                     ----------      ----------
                                                      1,742,880       1,457,310

Net interest income                                   1,042,238         952,458

Provision for loan losses                                55,000           2,000
                                                     ----------      ----------

Net Interest Income after Provision for Loan Losses     987,238         950,458
                                                     ----------      ----------
Non-interest Income
    Service charges and other fees                      102,056         103,768
    Gain (loss) on sale of loans                          1,963            (465)
    Gain (loss) on sale of investment securities        (17,160)
    Other                                                39,965          30,855
                                                     ----------      ----------
                                                        126,824         134,158
Non-interest expense
    Compensation and benefits                           404,649         336,571
    Occupancy                                            53,626          55,590
    Furniture, fixtures and equipment                    23,133          18,351
    Federal insurance premium                           778,389          77,965
    Data processing expense                              74,905          75,133
    Other operating expense                             337,549         199,861
                                                     ----------      ----------
                                                      1,672,251         763,471

Income before federal income tax expense (benefit)     (558,189)        321,145

Federal income tax expense (benefit)                   (189,962)        102,793
                                                     ----------      ----------

Net income (loss)                                     ($368,227)       $218,352
                                                     ----------      ----------
                                                     ----------      ----------

Earnings (loss) per share:
    Primarily                                             ($.41)           $.24
                                                          -----            ----
    Fully diluted                                         ($.41)           $.24
                                                          -----            ----

Dividends per common share                                $0.11            $.10
                                                          -----            ----


             See accompanying notes to consolidated financial statements.
                                          2

                                  SJS BANCORP , INC.
                   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                     (Unaudited)

                                            Additional             Net Unrealized  Unallocated   Unearned                Total
                                   Common    Paid-In     Retained   Gain (Loss)       ESOP         MRP     Treasury   Shareholders'
                                   STOCK     CAPITAL     EARNINGS   ON SECURITIES    SHARES       SHARES     STOCK       EQUITY
                                  -------   ----------   ---------  -------------  -----------  ---------   ---------    -------
BALANCE AT JUNE 30, 1996           $9,866   $9,519,762   $9,635,294   $(552,614)   $(322,140)   $(675,532) $(704,250)   $16,910,386

Net loss for the three months
  ended September 30, 1996                                 (368,227)                                                       (368,227)

Cash dividends                                              (97,002)                                                        (97,002)

Shares committed to be
   released under the ESOP                      10,044                                9,769                                  19,813

Shares earned under the MRP                                                                        13,511                    13,511

Acquisition of treasury shares
  (at cost)                                                                                                 (695,175)      (695,175)

Change in net unrealized
  gain (loss) on securities
  net of tax                                                             34,182                                              34,182
                                   ------   ----------   ----------   ---------    ---------    ---------  -----------  -----------
BALANCE AT  SEPTEMBER 30, 1996     $9,866   $9,529,806   $9,170,065   $(518,432)   $(312,371)   $(662,021) $(1,399,425) $15,817,488
                                   ------   ----------   ----------   ---------    ---------    ---------  -----------  -----------


             See accompanying notes to consolidated financial statements
                                          3

SJS BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)


                                                              THREE MONTHS ENDED SEPTEMBER 30,
                                                              --------------------------------
                                                                    1996            1995
                                                                    ----            ----

CASH FLOWS FROM OPERATING ACTIVITIES
       Net income (loss)                                        $ (368,227)     $   218,352
       Adjustments to reconcile net income to
         net cash from operating activities:
         Depreciation                                               22,079           20,011
         Amortization                                               56,085           17,771
         Provision for loan losses                                  55,000            2,000
         ESOP and MRP expense                                       33,324           16,952
         Gain on sale of loans                                      (1,963)             465
         Loss (gain) on sale of securities and
           mortgage-backed securities                               17,160                0
         Proceeds from sale of loans                               165,900        1,093,714
         Loans originated for sale                                (113,377)      (1,137,174)
         Changes in assets and liabilities
            Changes in assets                                     (212,258)         138,807
            Changes in liabilities                                 (66,038)       1,734,977
                                                                ----------      -----------
               Net cash from operating activities                 (412,315)       2,105,875
                                                                ----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES

       Purchases of equity securities                                 (280)               0
       Proceeds from sales of equity securities                        260                0
       Purchase of securities held to maturity                           0         (450,000)
       Proceeds from calls and maturities of securities
         held to maturity                                          500,156                0
       Purchase of mortgage-backed securities
         available for sale                                     (2,492,546)        (500,000)
       Proceeds from sales of mortgage-backed
         securities available for sale                           5,607,540                0
       Principal payments on investment securities               1,255,662        1,763,705
       Loan originations and principal payments
         on loans, net                                          (4,796,688)      (9,467,742)
       Premises and equipment expenditures                          (7,832)          (7,087)
                                                                ----------      -----------
         Net cash from investing activities                         66,272        8,661,124)
                                                                ----------      -----------

       Net change in deposits                                   $1,889,043      $   277,962
       FHLB borrowing                                            2,350,000        6,750,000
       Repayment of FHLB advances                               (2,730,281)        (500,000)
       Net change in advance payments by borrowers                (336,347)        (390,657)
       Dividends paid                                              (97,002)               0
       Treasury stock purchase                                    (695,175)               0
                                                                ----------      -----------
Net cash from financing activities                                 380,238        5,746,648
                                                                ----------      -----------

Net change in cash and cash equivalents                             34,195         (417,944)

Cash and cash equivalents at beginning of year                   3,130,917        3,515,180
                                                                ----------      -----------

CASH AND CASH EQUIVALENTS AT END OF YEAR                       $ 3,165,112      $ 3,097,236
                                                                ----------      -----------


         See accompanying notes to consolidated financial statements

                             SJS BANCORP, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     QUARTER ENDED SEPTEMBER 30, 1996
                               (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT
         ACCOUNTING POLICIES

    The accompanying consolidated financial statements include the accounts of SJS Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, SJS Federal Savings Bank (the "Bank"). All significant intercompany accounts and transactions have been eliminated in consolidation.

    These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at September 30, 1996, and its results of operations and statement of cash flows for the periods presented. All such adjustments are normal and recurring in nature. The results of the periods presented are not necessarily representative of the results of operations and cash flows which may be expected for the entire year. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances and should be read in conjunction with the consolidated financial statements and notes thereto of SJS Bancorp, Inc. for the fiscal year ended June 30, 1996.


Earnings per Share:

   Earnings per common share for the periods presented was computed by dividing net income (loss) by the average number of shares outstanding during the period. Employee and director stock options are considered common stock equivalents. At September 30, 1996 the Company had 31,237 unallocated ESOP shares which were excluded from the weighted number of shares outstanding used to calculate the earnings per common and common share equivalent. The weighted number of shares outstanding for the calculation of primary earnings per common and common equivalent share was 892,620 at September 30, 1996 and 916,575 at September 30, 1995. The weighted number of shares outstanding for the calculation of fully-diluted earnings per share was 896,876 at September 30, 1996 and 916,575 at September 30, 1995. Net income (loss) was ($368,227)
for the three months ended September 30,1996 and $218,352 for the three months ended September 30, 1995.


NOTE 2 - IMPACT OF NEW ACCOUNTING STANDARDS

    Several new accounting standards have been issued by the Financial Accounting Standards Board that were adopted in fiscal 1996. Statement of Financial Accounting Standards. No. 121, "Accounting for the impairment of long-lived assets", requires a review of long-term assets for impairment of recorded value and resulting write-downs if value is impaired. Statement of Financial Accounting Standards No. 122, "Accounting for mortgage servicing rights", requires recognition of an asset when servicing rights are retained on in-house originated loans that are sold. Statement of Financial Accounting Standards No. 123, "Accounting for stock-based compensation ", requires proforma disclosure of the effect on net income of valuing future option grants at estimated fair value of the option granted. These statements did not have a material effect on the Company's financial position or results of operations for the three months ended September 30, 1996.

NOTE 3 - LOANS


Loans are classified as follows:                     SEPTEMBER 30, 1996    JUNE 30,1996
                                                     ------------------    ------------
   First mortgage loans (principally conventional):
      Secured by one- to- four family residences        $ 74,246,804         $70,034,958
      Secured by other properties                          2,042,660           1,945,655
      Construction loans                                   6,100,125           6,747,880
                                                        ------------         -----------
                                                          82,389,589          78,728,493
     Less:
         Undisbursed portion of construction loans        (3,115,943)         (4,029,792)
         Deferred fees and costs                             (70,980)            (60,319)
                                                        ------------         -----------
              Total first mortgage loans                  79,202,666          74,638,385

   Consumer and other loans:
         Auto loans                                       15,890,743          16,117,610
         Home equity                                       2,330,948           2,299,820
         Other                                             6,810,936           6,451,925
                                                        ------------         -----------
                                                          25,032,627          24,869,355
                                                        ------------         -----------
                                                         104,235,293          99,507,740

   Less allowance for loan losses                           (693,180)           (646,091)
                                                        ------------         -----------
                                                        $103,542,113         $98,861,649
                                                        ------------         -----------
Allowance for loan losses:

Activity in the allowance for losses is summarized as    FISCAL 1996         FISCAL 1995
   follows for the three months ended September 30:         -1967               -1996
                                                        ------------         -----------
   Balance - July 1,                                    $    646,091         $   558,654
         Provisions charged to income                         55,000               2,000
         Loans charged-off                                   (18,436)             (7,927)
         Recoveries                                           10,525               9,627
                                                        ------------         -----------

   Balance - September 30,                              $    693,180          $  562,354
                                                        ------------         -----------


  The Company had no impaired loans at September 30, 1996 or September 30, 1995.


NOTE 4 - SAIF SPECIAL ASSESSMENT

On September 30, 1996, federal legislation was enacted that requires the SAIF to be recapitalized with a one-time assessment on virtually all SAIF-insured institutions, such as the Bank, equal to 65.7 basis points on SAIF-insured deposits maintained by those institutions as of March 31, 1995. This SAIF assessment, which is to be paid to the FDIC by November 27, 1996 is approximately $703,000 and has been accrued by the Company at September 30, 1996.

As a result of the SAIF recapitalization, the FDIC has proposed to amend its regulation concerning the insurance premiums payable by SAIF-insured institutions. Effective October 1, 1996 through December 31, 1996, the FDIC has proposed that the SAIF insurance premium for all SAIF-insured institutions that are required to pay the Financing Corporation (FICO) obligation, such as the Bank, be reduced to a range of 18 to 27 basis points from 23 to 31 basis points per $100 of domestic deposits. The Bank currently qualifies for the minimum SAIF insurance premium of 23 basis points. The FDIC has also proposed to further reduce the SAIF insurance premium to a range of 0 to 27 basis points per $100 of domestic deposits, effective January 1, 1997. Management cannot predict whether or in what form the FDIC's final regulation may be promulgated.

NOTE 5 - INCOME TAXES

The effective income tax (benefit) rate for the three month period ended September 30, 1996 is (34%) compared to 32% for the comparative period ended September 30, 1995. The income tax benefit is due to the net loss for the quarter ended September 30, 1996 resulting primarily from the aforementioned SAIF special assessment.

NOTE 6 - FHLB ADVANCES

At June 30, 1996 the company had advances from the Federal Home Loan Bank of Indianapolis totaling $23,750,000 with variable and fixed interest rates ranging from 5.23% to 6.61%, respectively. At September 30, 1996, FHLB advances totaled $23,369,719 with variable and fixed interest rates ranging from 5.23% to 6.61%, respectively.

Maturities of Advances outstanding are as follows:

                                          SEPTEMBER 30, 1996   JUNE 30, 1996
                                          ------------------   -------------
             1996                            $ 1,200,000        $ 3,650,000
             1997                              6,600,000          4,250,000
             1998                              8,050,000          8,050,000
             2000                              6,519,719          6,800,000
             2001                              1,000,000          1,000,000
                                             -----------        -----------
                                             $23,369,719        $23,750,000


These advances are collateralized by Federal Home Loan Bank Stock and specific securities with a carrying value of $28,447,107 for the period ended September 30, 1996 and $28,505,243 for the period ended June 30, 1996.


NOTE 7 - STOCK OPTION AND INCENTIVE PLAN ("SOP") AND MANAGEMENT
RECOGNITION PLAN ("MRP")

The Company's Board of Directors adopted a SOP and a MRP. The SOP and MRP are administered by a Committee of directors of the Company. This Committee selects recipients and terms of awards pursuant to the Plan. Total shares available under the SOP and MRP plans were 95,220 and 38,088, respectively. The Committee to-date has awarded under the SOP options to purchase 79,509 shares of common stock at an exercise price of $19.625 per share and awarded under the MRP 34,422 shares of common stock. The SOP options granted vest ratably over a five year period with a first award having vested October 1,
1996.   The MRP awards vest in ten equal annual installments with the first award to have vested on October 1, 1996, subject to the continuous employment of the recipients and the achievement of specific performance criteria as defined under such plans. No MRP awards vested on October 1, 1996 as the Company did not meet the performance criteria under the plan. Accordingly,
no compensation expense was recorded    during the fiscal 1996  period in
connection with the MRP award. For the three month period ended September 30, 1996, the company accrued $13,511 of compensation expense in anticipation of meeting the performance criteria for the October 1, 1997 vesting date.


NOTE 8 - STOCK REPURCHASE PROGRAMS

During 1996, SJS Bancorp, Inc. received regulatory approval to repurchase up to 85,698 shares of its common stock. Through September 30, 1996, 69,000 shares had been repurchased. The repurchase approval expires on March 1, 1997.

Repurchased shares are treated as treasury shares and are available for general company purposes, including issuance in connection with stock based compensation plans.

                              SJS BANCORP, INC.
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS


The following discussion compares the financial condition of SJS Bancorp, Inc. (the "Company") and its wholly owned subsidiary, SJS Federal Savings Bank (the "Bank") at September 30, 1996 to June 30, 1996 and the results of operations for the three month period ended September 30, 1996, with the same period in 1995. This discussion should be read in conjunction with the interim consolidated condensed financial statements and notes thereto of SJS Bancorp for the quarters ended September 30, 1996 included herein.

FINANCIAL CONDITION

Total assets of the Company decreased $15,996 from $151,896,644 at June 30, 1996 to $151,880,648 at September 30, 1996. Consistent with the Company's strategic plan's focus on asset mix, net loans increased 4.7% from $98,861,649 at June 30, 1996 to $103,542,113 at September 30, 1996. Growth
of the mortgage and consumer loan portfolios during this three month period amounted to $4,727,553 and $163,272 respectively. The utilization of commissioned loan originators and on going sales and marketing efforts increased visibility and demand for the Company's mortgage loan products. During the current three month period ended September 30, 1996, the Company funded loan growth by decreasing its net holdings in mortgage-backed and investment securities whereas in prior periods the primary source of loan growth funding were Federal Home Loan Bank advances. The Company will continue to focus on its business plan and continue to pursue additional loan growth.

All securities, including mortgage backed, equity and investment securities classified as available for sale and held to maturity, decreased $4,892,244 from $45,508,926 at June 30, 1996 to $40,616,682 as of September 30, 1996.
This is consistent with the Company's business plan, which emphasizes deployment of funds primarily into loan growth.

Deposits increased $1,889,043 from $107,927,968 at June 30, 1996 to $109,817,011 at September 30, 1996, a 1.8% increase for the three month period. Growth in the deposit area was focused on short term certificates through competitive pricing in the market area. Competition from other financial and non-financial entities continues to limit deposit growth. The Bank will continue to offer competitive interest rates on its products while concentrating marketing efforts on establishing multiple deposit relationships with individual customers.

Total stockholders' equity decreased by $1,092,898 from $16,910,386 at June 30, 1996 to $15,817,488 at September 30, 1996. This decrease was principally the result of the net loss of $368,227, repurchases of common stock at a cost of $695,175 and cash dividends of $97,002 paid on common stock.

RESULTS OF OPERATIONS

NET INCOME : The Company experienced a net loss for the three months ended September 30, 1996 of $368,227 compared to net income of $218,352 for the three months ended September 30, 1995, a decrease of $586,589 over the prior three month period. The loss for the current three month period ended September 30, 1996 was primarily the result of $151,171 related to legal, accounting, shareholder and other expenses associated with the pending sale of the Company discussed in Item 5 of Part II below, along with the one-time special SAIF recapitalization assessment of $702,736. Excluding these two items, net income for the current three month period would have amounted to approximately $190,000.

NET INTEREST INCOME: Net interest income for the three month period ended September 30, 1996 increased $89,780, or 9.4% over the same three month
period ended September 30, 1995.   Interest income increased $375,350, or
15.6% , from $2,409,768 for the three month period ended September 30, 1995 to $2,765,116 for the same period ended September 30, 1996. This improvement is attributable to (a) net loan growth of $20.2 million from $81.4 million at September 30, 1995 to $103.5 million at September 30, 1996 and (b) a reduction of $8.5 million during the same period in the lower yielding security portfolio was redeployed into higher yielding loans. The interest income increase was partially offset by a $285,570 increase in total interest expense attributable to added higher FHLB advances and deposits during the period. Management anticipates continued growth in net interest income through increased earning assets, particularly in the lending area. Earning asset growth, particularly loan growth, will continue to be funded through various means including wholesale and retail sources.

PROVISION (CREDIT) FOR LOAN LOSSES: The Company's provision for loan losses increased by $53,000 for the three month period ended September 30, 1996 compared to the three month period ended September 30, 1995. The Company's provision for the three month period ended September 30, 1996 was $55,000 compared to $2,000 for the three month period ended September 30, 1995. Current charge-offs (net of current recoveries) for the three months ended September 30, 1996 amounted to $7,911. Continued strong loan growth of 4.7% for the three month period ended September 30, 1996 totaling $4,680,464 was the primary determinant of the loan loss provision of $55,000. Management reviews the adequacy of the loan loss reserve and credit risk within the Company's loan portfolio on a quarterly basis. As of September 30, 1996, the allowance for loan losses totaled $693,180 representing .67% of gross loans receivable and 338.6% of total non-performing loans. The Company anticipates that as loan portfolio growth continues, provisions for loan losses will continue to be made to maintain adequate loss reserves.

NON-INTEREST INCOME:   Non-interest income for the three month period ended
September 30, 1996 decreased $7,334, or 5.5% , to $126,824 from $134,158 for
the prior three month period ended September 30, 1995.   The primary reason
for the decrease was $17,160 in security investment losses, offset in part by gains on loan sales, increased deposit service fees, and loan fee charges.



NON-INTEREST EXPENSE:   Non-interest expense increased $908,780 for the three
months ended September 30, 1996 to $1,672,251 from $763,471 for the three months ended September 30, 1995. The major item of increase was from the
one-time SAIF recapitalization charge of $702,736.   Additionally,  $151,171
of expenses incurred in the three months ended September 30, 1996 were due primarily to legal, professional and accounting expenses associated with the pending sale of the Company . Expenses relating to legal and accounting fees for the three month period ended September 30, 1995 were $28,250.

Compensation and benefit expenses increased   $68,076  from $336,571 for the
three month period ended September 30, 1995 to $404,649 for the same period ended September 30, 1996 primarily due to increases of $14,776 in directors fees and expenses, $16,372 of MRP and ESOP expenses, $12,863 of employee compensation and $21,565 of loan origination expenses.

Non-interest expense annualized as a percent of end-of-period assets for the three month period ended September 30, 1996 was 1.10% compared to .56% for
the three months ended September 30, 1995.   The Company does not expect a
significant adverse impact on normal non-interest expenditure levels as
earning asset growth continues.    The Company does, however, expect
additional expenditures relating to the completion of the sale of the Company.

INCOME TAX EXPENSE (BENEFIT): The effective income tax (benefit) rate for the three month period ended September 30, 1996 is (34%) compared to 32% for the period ended September 30, 1995. The tax benefit is the result of the one-time SAIF assessment.

LIQUIDITY

The Company's principal sources of funds are deposits, principal and interest payments on loans, interest-bearing deposits and securities classified as available for sale. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan prepayments are more influenced by interest rates, general economic conditions and competition. Additional sources of funds may be obtained from the Federal Home Loan Bank (the "FHLB") of Indianapolis by utilizing an array of available products to meet funding needs.

The Bank is required to maintain minimum levels of liquid assets as defined by Bank regulators. The required percentage has varied from time to time based upon economic conditions and savings flows and is currently 5% of net withdrawal savings deposits and borrowings payable on demand or in one year or less during the preceding calendar month. The Bank's liquidity ratio at September 30, 1996 was 4.74%, while average liquidity for the three month period ended September 30, 1996 was 6.20%. The $4.9 million net reduction of securities along with deposit growth of $1.9 million were used to fund loan demand.

Although management believes that deposit flows will continue to be a stable source of funds, ongoing use of wholesale funding sources may be utilized to meet demand in accordance with the Company's strategic plan. Wholesale funding sources may allow the Company to obtain a lower cost of funds and create a more efficient liability match to the asset being funded.

CAPITAL RESOURCES

The Bank is subject to three capital to asset requirements in accordance with OTS regulations. The following table is a summary of the Bank's regulatory capital requirements versus actual capital at September 30, 1996:

CAPITAL REQUIREMENTS:
                         Actual             Required            Excess
                         Amount/Percent     Amount/Percent      Amount/Percent

                                      (Dollars in Thousands)

Tangible                $13,985   9.22%     $2,275   1.50%      $11,710   7.72%
Core Leverage Capital    13,985   9.22%      6,067   4.00%        7,918   5.22%
Risk-Based Capital       14,462  18.72%      6,180   8.00%        8,282  10.72%

                                  SJS BANCORP, INC.

                                      FORM 10-Q
                           Quarter Ended September 30, 1996


Part II- Other Information


Item 1     Legal Proceedings:
           There are no new matters required to be reported under this item.

Item 2     Changes in Securities:
           There are no new matters required to be reported under this item.

Item 3     Defaults Upon Senior Securities:
           There are no matters required to be reported under this item.

Item 4     Submission of Matters to a Vote of Security Holders:
           There are no matters required to be reported under this item.

Item 5     Other Information:

     SJS Bancorp, Inc. announced on November 7, 1996 that they have signed a plan of merger under which SJS Bancorp, Inc. would merge with and into Shoreline Financial Corporation. Under the agreement, which is subject to SJS Bancorp, Inc. shareholder and regulatory approvals, SJS Bancorp, Inc. shareholders would receive $27.00 cash for each share of SJS Bancorp, Inc. common stock, for a total value of approximately $25.4 million. The transaction is expected to be completed during the first half of 1997.

           There are no other matters required to be reported under this item.

Item 6     Exhibits and Reports on Form 8-K:
           (a)   Exhibits
                 27 - Financial Data Schedule
           (b) Reports on Form 8-K. No reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 1996.

SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       SJS BANCORP, INC.


Date: November 12, 1996                /S/  THOMAS G. WATSON
                                       -----------------------------
                                       President


Date: November 12, 1996                 /S/  ARTHUR SKALE
                                        -----------------------------
                                        Chief Financial Officer