Form 10QSB
period 1996-12-31
SJS BANCORP INC
filed 1997-02-13
CIK 930836

                                    UNITED STATES

                          SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549

                                     FORM 10-QSB

                [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended December 31, 1996

                                          OR

                [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                           SECURITIES EXCHANGE ACT OF 1934

                           Commission File Number 0 - 25072

                                  SJS BANCORP, INC.
                                  ------------------
          (Exact name of small business issuer as specified in its charter)

Delaware                                       38-3203930
--------                                       ----------
State or other jurisdiction of                 (IRS Employer Identification No.)
incorporation organization)

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

Yes:  x  ; No:
----       ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Class                                          Outstanding at February 10,1997
-----                                          -------------------------------
Common stock, $.01 par value                   917,622 Shares

Transitional Small Business Disclosure Format

Yes:     ; No:  x
----       ---

                                  SJS BANCORP, INC.

                                     FORM 10-QSB
                           Quarter ended December 31, 1996

                            Part I - Financial Information



Interim Financial Information required by Item 310 (b) of Regulation S-B and item 303 of Regulation S-B is included in this Form 10-QSB as referenced below:


                                                                            Page
                                                                            ----

ITEM 1 - FINANCIAL STATEMENTS

         Consolidated Statements of Financial Condition.......................1

         Consolidated Statements of Operations................................2

         Consolidated Statements of Shareholders' Equity......................3

         Consolidated Statements of Cash Flow.................................4

         Notes to Consolidated Financial Statements.........................5-9


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS  ......................................10-13

PART II - Other Information

OTHER INFORMATION    ......................................................14-15

SIGNATURES....................................................................15

EXHIBITS INDEX................................................................16

                                  SJS BANCORP, INC.
                    CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                     (Unaudited)


                                                                    December 31,1996       June 30, 1996
                                                                    ----------------       -------------
ASSETS
Cash and due from financial institutions                                  $3,563,966          $3,116,085
Interest-bearing demand deposits in other financial institutions             241,767              14,832
                                                                             -------              ------
  Total cash and cash equivalents                                          3,805,733           3,130,917

Interest-bearing deposits in other financial institutions                    190,000             190,000
Mortgage-backed securities available for sale                             17,691,278          26,831,702
Mortgage-backed securities held to maturity
  (estimated fair value on  December 31, 1996
  $9,078,692; June 30, 1996 $9,351,120)                                    9,176,476           9,379,310
Equity securities available for sale                                           8,300              63,280
Investment securities available for sale                                   4,195,593           5,566,705
Investment securities held to maturity
  (estimated fair value on  December 31, 1996
  $3,169,166; June 30, 1996 $3,630,989)                                    3,167,901           3,667,929
Federal Home Loan Bank stock                                               1,187,500           1,187,500
Loans, net                                                               108,960,129          98,861,649
Accrued interest receivable                                                1,028,175           1,069,562
Premises and equipment                                                     1,133,198           1,152,526
Other assets                                                                 825,079             795,564
                                                                           ---------             -------

  Total assets                                                          $151,369,362        $151,896,644
                                                                         -----------        ------------
                                                                         -----------        ------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits                                                                $111,369,070        $107,927,968
Federal Home Loan Bank Advances                                           21,887,762          23,750,000
Advance payments by borrowers for taxes and insurance                        834,903           1,249,689
Accrued interest payable on deposits                                         234,982             251,385
Accrued expenses and other liabilities                                       931,483           1,807,216
                                                                             -------           ---------
  Total liabilities                                                      135,258,200         134,986,258

Common Stock                                                                   9,866               9,866
Paid in Surplus                                                            9,543,524           9,519,762
Retained earnings, substantially restricted                                9,294,399           9,635,294
Net unrealized gain(loss) on available-for-sale securities
  (Applicable deferred income taxes on  December 31,
  1996 $159,600; June 30, 1996 $257,903)                                    (309,811)           (500,635)
Net unrealized gain(loss) on held-to-maturity securities
  (Applicable deferred income taxes on  December 31,
  1996 $25,331; June 30, 1996 $26,777)                                       (49,173)            (51,979)
Employee Stock Ownership Plan (ESOP) (unallocated shares)                   (302,686)           (322,140)
Management Recognition Plan (MRP)(unearned shares)                          (675,532)           (675,532)
Treasury stock (December 31, 1966 69,000 shares;
  June 30,1996 35,000 shares)                                             (1,399,425)           (704,250)
                                                                           ---------            --------
  Total Shareholders' Equity                                              16,111,162          16,910,386
                                                                          ----------          ----------

  Total  Liabilities and Shareholders' Equity                           $151,369,362        $151,896,644
                                                                        ------------        ------------
                                                                        ------------        ------------


             See accompanying notes to consolidated financial statements.

                                  SJS BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Unaudited)

                                                         Three months ended December 31        Six months ended December 31
                                                         ------------------------------        ----------------------------
                                                                 1996              1995              1996              1995
                                                                 ----              ----              ----              ----
Interest income
  Loans                                                    $2,200,249        $1,828,430        $4,285,644        $3,435,735
  Investment securities                                       112,558           198,686           249,468           385,682
  Mortgage-backed securities                                 445,024            537,006           954,297         1,092,611
  Other interest income                                        64,810            60,106           118,350           119,969
                                                               ------            ------           -------           -------
                                                            2,822,641         2,624,228         5,607,759         5,033,997

Interest Expenses
  Deposits                                                  1,419,495         1,388,391         2,805,585         2,743,981
  Federal Home Loan Bank advances                             336,727           238,244           693,516           339,965
                                                              -------           -------           -------           -------
                                                            1,756,222         1,626,635         3,499,101         3,083,946

Net interest income                                         1,066,419           997,593         2,108,658         1,950,051

Provision for loan losses                                      91,000           160,609           146,000           162,609
                                                               ------           -------           -------           -------

Net interest income after provision for loan  losses          975,419           836,984         1,962,658         1,787,442
                                                              -------           -------         ---------         ---------

Non-interest Income
  Service charges and other fees                               97,784           104,371           199,840           208,139
  Gain  on  sale of loans                                      24,079            16,460            26,042            15,996
  Loss on sale of investment securities                       (15,904)           (3,738)          (33,065)           (3,738)
  Other                                                        75,475            31,495           115,440            62,349
                                                               ------            ------           -------            ------
                                                              181,434           148,588           308,257           282,746
Non-interest expense
  Compensation and benefits                                   373,126           321,484           777,775           658,056
  Occupancy                                                    53,162            52,162           106,788           107,752
  Furniture, fixtures and equipment                            21,421            17,655            44,554            36,005
  Federal insurance premium                                    60,815            80,896           839,204           158,861
  Data processing expense                                      83,440            73,633           158,345           148,766
  Other operating expense                                     209,832           249,520           547,381           449,381
                                                              -------           -------           -------           -------
                                                              801,796           795,350         2,474,047         1,558,821

Income before federal income tax expense (benefit)            355,057           190,222          (203,132)          511,367

Federal income tax expense (benefit)                          132,933           (51,936)          (57,029)           50,857
                                                              -------            ------            ------            ------

Net income (loss)                                            $222,124          $242,158         ($146,103)         $460,510
                                                             --------          --------          --------          --------
                                                             --------          --------          --------          --------

Earnings (loss) per share:
  Primary                                                        $.25              $.26             ($.16)             $.50
                                                                 ----              ----              ----              ----
                                                                 ----              ----              ----              ----
  Fully diluted                                                  $.25              $.26             ($.16)             $.50
                                                                 ----              ----              ----              ----
                                                                 ----              ----              ----              ----

Dividends per common share                                       $.11              $.10              $.22              $.20
                                                                 ----              ----              ----              ----
                                                                 ----              ----              ----              ----



             See accompanying notes to consolidated financial statements.

                                  SJS BANCORP , INC.
                   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                     (Unaudited)

                                                                   Additional                             Net Unrealized
                                                   Common            Paid-In             Retained          Gain (Loss)
                                                   Stock             Capital             Earnings         on Securities
                                                   -----             -------             --------         -------------
BALANCE AT JUNE 30, 1996                         $    9,866        $  9,519,762        $  9,635,294        $  (552,614)

Net loss for  the six months
 ended December 31, 1996                                                                   (146,103)

Cash dividends                                                                             (194,792)

Shares committed to be released
  under the ESOP                                                         23,762

Acquisition of treasury shares
 (at cost)

Change in net unrealized gain (loss)
  on securities net of tax                                                                                     193,630
                                                 ----------        ------------        ------------        -----------

BALANCE AT  DECEMBER 31, 1996                    $    9,866        $  9,543,524        $  9,294,399        $  (358,984)
                                                 ----------        ------------        ------------        -----------
                                                 ----------        ------------        ------------        -----------

                                                Unallocated            Unearned                              Total
                                                    ESOP                 MRP              Treasury        Shareholders'
                                                   Shares               Shares             Stock             Equity
                                                   ------               ------             -----             ------
BALANCE AT JUNE 30, 1996                         $ (322,140)         $ (675,532)        $  (704,250)     $  16,910,386

Net loss for  the six months
 ended December 31, 1996                                                                                      (146,103)

Cash dividends                                                                                                (194,792)

Shares committed to be released
  under the ESOP                                     19,454                                                     43,216

Acquisition of treasury shares                                                             (695,175)          (695,175)
 (at cost)

Change in net unrealized gain (loss)
  on securities net of tax                                                                                     193,630
                                                 ----------          ----------         -----------      -------------

BALANCE AT  DECEMBER 31, 1996                    $ (302,686)         $ (675,532)        $(1,399,425)     $  16,111,162
                                                 ----------          ----------         -----------      -------------
                                                 ----------          ----------         -----------      -------------




             See accompanying notes to consolidated financial statements

                                  SJS BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)

                                                                            Six months ended December 31
                                                                            ----------------------------
                                                                                1996                1995
                                                                                ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                     $   (146,103)       $    460,510
  Adjustments to reconcile net income to
   net cash from operating activities:
     Depreciation                                                             44,298              40,209
     Amortization                                                            104,128              36,768
     Provision for loan losses                                               146,000             162,609
     ESOP expense                                                             43,216              36,335
     Gain on sale of loans                                                   (26,042)            (15,996)
     Loss on sale of securities and
      mortgage-backed securities                                              33,065               3,738
     Proceeds from sale of loans                                           1,270,800           5,855,166
     Loans originated for sale                                            (1,194,858)         (5,894,323)
     Changes in assets and liabilities
        Changes in assets                                                   (184,785)            (60,418)
        Changes in liabilities                                              (892,136)            416,525
                                                                        ------------        ------------
           Net cash from operating activities                               (802,417)          1,041,123
                                                                        ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of equity securities                                                (280)               (800)
  Proceeds from sales of equity securities                                   101,636
  Purchases of FHLB stock                                                                        (23,900)
  Purchase of securities held to maturity                                                     (1,450,000)
  Proceeds from sales of securities available for sale                     1,475,500
  Proceeds from calls and maturities of securities
   held to maturity                                                          500,156           1,000,000
  Purchase of mortgage-backed securities
   available for sale                                                     (2,492,546)         (3,164,808)
  Proceeds from sales of mortgage-backed
   securities available for sale                                          10,518,621           3,505,022
  Principal payments on investment securities                              1,322,478           1,863,181
  Loans purchased                                                                               (500,000)
  Loan originations and principal payments
   on loans, net                                                         (10,197,473)        (15,581,547)
  Premises and equipment expenditures                                        (24,970)            (12,068)
                                                                        ------------        ------------
     Net cash from investing activities                                    1,203,122         (14,364,920)
                                                                        ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net change in deposits                                                $  3,441,102         $ 2,578,910
  FHLB borrowing                                                           2,700,000          14,250,000
  Repayment of FHLB advances                                              (4,562,238)         (3,000,000)
  Net change in advance payments by borrowers                               (414,786)           (502,070)
  Dividends paid                                                            (194,792)           (190,440)
  Treasury stock purchase                                                   (695,175)                  0
                                                                        ------------        ------------
     Net cash from financing activities                                      274,111          13,136,400
                                                                        ------------        ------------

Net change in cash and cash equivalents                                      674,816            (187,397)

Cash and cash equivalents at beginning of year                             3,130,917           3,515,180
                                                                        ------------        ------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                $  3,805,733        $  3,327,783
                                                                        ------------        ------------
                                                                        ------------        ------------

             See accompanying notes to consolidated financial statements

                                  SJS BANCORP, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           QUARTER ENDED DECEMBER 31, 1996
                                     (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT
    ACCOUNTING POLICIES


The accompanying consolidated financial statements include the accounts of SJS Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, SJS Federal Savings Bank (the "Bank"). All significant intercompany accounts and transactions have been eliminated in consolidation.

These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at December 31, 1996, and its results of operations and statement of cash flows for the periods presented.
All such adjustments are normal and recurring in nature. The results of the periods presented are not necessarily representative of the results of operations and cash flows which may be expected for the entire year. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances and should be read in conjunction with the consolidated financial statements and notes thereto of SJS Bancorp, Inc. for the fiscal year ended June 30, 1996.


Earnings per Share:

Earnings per common share for the periods presented was computed by dividing net income (loss) by the average number of shares outstanding during the period. Employee and director stock options are considered common share equivalents. At December 31, 1996 the Company had 30,265 unallocated ESOP shares which were excluded from the weighted number of shares outstanding used to calculate the earnings per common and common share equivalent. The weighted number of shares outstanding for the calculation of primary earnings per common and common share equivalent for three months and six month period ended December 31, 1996 was 902,419 and 897,519 respectively. The weighted number of shares outstanding for the calculation of fully-diluted earnings per common share was 896,876 for the three month period ended December 31,1995 and 901,330 for the six month period ended December 31, 1996. The corresponding 1995 weighted outstanding shares for both the calculation of primary earnings and fully-diluted earnings per share was 917,586 for the three month period ended December 31, 1995 and
917,038 for the six month period ended December 31, 1995. Net income was $222,124 for the three months ended December 31,1996 and $242,158 for the three
months ended December 31, 1995.   Net income (loss) for the six months ended
December 31, 1996 was ($146,103) and $460,510 for the six months ended
December 31, 1995.

NOTE 2 - PENDING MERGER

    SJS Bancorp, Inc. on November 6, 1996 signed a plan of merger under which SJS Bancorp, Inc. would merge with and into Shoreline Financial Corporation. Under the agreement, which is subject to SJS Bancorp, Inc. shareholder and regulatory approvals, SJS Bancorp, Inc. shareholders would receive $27.00 cash for each share of SJS Bancorp, Inc. common stock, for a total value of approximately $25.4 million. The transaction is expected to be completed in the first half of 1997.

NOTE 3 - IMPACT OF NEW ACCOUNTING STANDARDS

Several new accounting standards have been issued by the Financial Accounting Standards Board that were adopted in fiscal 1996. Statement of Financial Accounting Standards. No. 121, "Accounting for the impairment of long-lived assets", requires a review of long-term assets for impairment of recorded value and resulting write-downs if value is impaired. Statement of Financial Accounting Standards No. 122, "Accounting for mortgage servicing rights", requires recognition of an asset when servicing rights are retained on in-house originated loans that are sold. Statement of Financial Accounting Standards No. 123, "Accounting for stock-based compensation ", requires proforma disclosure of the effect on net income of valuing future option grants at estimated fair value of the option granted. These statements did not have a material effect on the Company's financial position or results of operations for the three months ended December 31, 1996 nor for the six months ended December 31, 1996.

NOTE 4 - LOANS


Loans are classified as follows:                              December 31, 1996        June 30,1996
                                                              -----------------        ------------
    First mortgage loans (principally conventional):
         Secured by one-to-four family residences                $   79,416,119        $ 70,034,958
         Secured by other properties                                  2,568,996           1,945,655
         Construction loans                                           5,058,945           6,747,880
                                                                    -----------         -----------
                                                                     87,044,060          78,728,493
      Less:
         Undisbursed portion of construction loans                   (2,315,764)         (4,029,790)
         Deferred fees and costs                                        (85,085)            (60,318)
                                                                    -----------         -----------
              Total first mortgage loans                             84,643,211          74,638,385

    Consumer and other loans:
         Auto loans                                                  15,355,255          16,117,610
         Home equity                                                  2,445,786           2,299,820
         Other                                                        7,224,346           6,451,925
                                                                    -----------         -----------
                                                                     25,025,387          24,869,355
                                                                    -----------         -----------
                                                                    109,668,598          99,507,740

    Less allowance for loan losses                                     (708,469)           (646,091)
                                                                    -----------         -----------


         Total loans, net                                         $ 108,960,129        $ 98,861,649
                                                                  -------------        ------------
                                                                  -------------        ------------



Allowance for loan losses:
Activity in the allowance for loan losses is summarized as
    follows for the six months ended December 31:                          1996                1995
                                                                           ----                ----
    Balance - July 1,                                                $  646,091          $  558,654
         Provisions charged to income                                   146,000             162,609
         Loans charged-off                                              (99,847)            (21,572)
         Recoveries                                                      16,225              16,038
                                                                         ------              ------

    Balance - December 31,                                           $  708,469          $  715,729
                                                                     ----------          ----------
                                                                     ----------          ----------

    The Company had no impaired loans at December 31, 1996 or December 31,
    1995.

NOTE 5 - SAIF SPECIAL ASSESSMENT

On September 30, 1996, federal legislation was enacted that requires the SAIF to be recapitalized with a one-time assessment on virtually all SAIF-insured institutions, such as the Bank, equal to 65.7 basis points on SAIF-insured deposits maintained by those institutions as of March 31, 1995. The SAIF assessment, was paid to the FDIC on November 27, 1996 in the amount of $702,736 and expensed by the Bank at September 30, 1996.

As a result of the SAIF recapitalization, the FDIC amended its regulation concerning the insurance premiums payable by SAIF-insured institutions. For the period October 1, 1996 through December 31, 1996, the FDIC charge to the Bank for the SAIF insurance premium was reduced to 18 basis points from 23 basis points per $100 of domestic deposits. The Bank currently qualifies for the minimum SAIF insurance premium. Under the amendment the FDIC further reduced the SAIF insurance premium for the Bank to 6.48 basis points per $100 of domestic deposits, effective January 1, 1997.

NOTE 6 - INCOME TAXES

The effective income tax (benefit) rate for the six month period ended December 31, 1996 is (28%) compared to 10% for the comparative period ended December 31, 1995. The income tax benefit for the six months ended December 31,1996 is due to the net loss resulting primarily from the aforementioned SAIF special assessment and an additional $151,000 of expense related to the sale of the Company. The six month period ended December 31, 1995 effective tax rate of 10% was the result of an adjustment in deferred taxes relating to the bad debt deduction for thrift institutions. Loan portfolio balances at December 31, 1995 exceeded statutory June 30, 1988 base year loan levels thereby reducing the deferred tax liability relative to bad debts.

With the discontinuance of the special bad debts deduction for thrift institutions, the Bank as of July 1, 1996 uses the actual net-charge-off method for tax purposes and has elected to defer the bad debt recapture over the allowed six year statutory period. For the quarter ended December 31, 1996 taxes of $132,933 were within normal effective tax rates. Additionally future quarterly period tax rates are also expected to be at normal levels.

NOTE 7 - FHLB ADVANCES

At June 30, 1996 the Company had advances from the Federal Home Loan Bank of Indianapolis totaling $23,750,000 with variable and fixed interest rates ranging from 5.23% to 6.61%, respectively. At December 31, 1996, FHLB advances totaled $21,887,762 with variable and fixed interest rates ranging from 5.23% to 6.61%, respectively.

Maturities of Advances outstanding are as follows:

                                       December 31, 1996   June 30, 1996
                                       -----------------   -------------
         1996                          $             0     $   3,650,000
         1997                                6,450,000         4,250,000
         1998                                8,050,000         8,050,000
         2000                                6,387,762         6,800,000
         2001                                1,000,000         1,000,000
                                            ----------     -------------
                                       $    21,887,762     $  23,750,000

These advances are collateralized by Federal Home Loan Bank Stock and specific securities with a carrying value of $25,843,334 for the period ended December 31, 1996 and $28,505,243 for the period ended June 30, 1996.

NOTE 8 - STOCK OPTION AND INCENTIVE PLAN ("SOP") AND MANAGEMENT
RECOGNITION PLAN ("MRP")

The Company's Board of Directors adopted a SOP and a MRP. The SOP and MRP are administered by a Committee of directors of the Company. This Committee selects recipients and terms of awards pursuant to the Plan. Total shares available under the SOP and MRP plans were 95,220 and 38,088, respectively. The Committee to-date has awarded under the SOP options to purchase 79,509 shares of restricted common stock at an exercise price of $19.625 per share and awarded under the MRP 34,422 shares of common stock. The SOP options granted vest ratably over a five year period with a first award having vested October 1,
1996.   The MRP awards vest in ten equal annual installments with the first award to have vested on October 1, 1996, subject to the continuous employment of the recipients and the achievement of specific performance criteria as defined under such plans. No MRP awards vested on October 1, 1996 as the Company did not meet the performance criteria under the plan. Accordingly, no compensation expense was recorded during the fiscal 1996 period in connection with the MRP award. For the six month period ended December 31, 1996, the Company has not accrued any compensation expense under the MRP as performance criteria is not expected to be attained primarily because of added expense relating to the sale of the Company.

NOTE 9 - STOCK REPURCHASE PROGRAMS

During 1996, SJS Bancorp, Inc. received regulatory approval to repurchase up to 85,698 shares of its common stock. Through December 31, 1996, 69,000 shares had been repurchased. The repurchase approval expires on March 1, 1997, however, due to the pending merger the Company has ceased repurchasing stock under the stock repurchase program.


Repurchased shares are treated as treasury shares and are available for general company purposes, including issuance in connection with stock based compensation plans.

NOTE  10 - MORTGAGE SERVICING RIGHTS  (MSRS)

Under Statement of Financial Accounting Standard (SFAS) No. 122 , implemented as of the fiscal year beginning July 1, 1996, the Bank allocated $11,172 of basis to mortgage servicing right assets. Estimated fair value of the servicing rights at December 31, 1996 was $11,375. Fair value was determined by using discounted cash flows over the projected estimated lives with a discount factor based on similar market yield for like assets. The servicing rights retained were stratified primarily on the basis of expected life and stated loan rates.

Loans sold during the six month period ended December 31, 1996, had an allocated basis of $1,240,598 exclusive of MSRs. Amortization calculated on estimated life of the MSRs for the six month period was negligible. No impairment exists on the MSRs and no expense or valuation allowance has been recorded for the MSR asset as of December 31, 1996. It is, however, difficult to assess the impact on future periods as SFAS No. 122 results in larger gains on loans sold when recognition of the MSR assets takes place. Subsequent periods are negatively
impacted by the MSR amortization.   Additionally, origination and sales volume
of retained servicing along with impairment and market fluctuations affecting valuation of the MSRs may be significant and difficult to predict.

                                  SJS BANCORP, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS


The following discussion compares the financial condition of SJS Bancorp, Inc. (the "Company") and its wholly owned subsidiary, SJS Federal Savings Bank (the "Bank") at December 31, 1996 to June 30, 1996 and the results of operations for the three and six month periods ended December 31, 1996 with the same periods in 1995. This discussion should be read in conjunction with the interim consolidated condensed financial statements and notes thereto of SJS Bancorp for the period ended December 31, 1996 included herein.


FINANCIAL CONDITION

Total assets of the Company decreased $527,282 from $151,896,644 at June 30, 1996 to $151,369,362 at December 31, 1996. Consistent with the Company's strategic plan's focus on asset mix, net loans increased 10.2% from $98,861,649 at June 30, 1996 to $108,960,129 at December 31, 1996. Growth
of the mortgage and consumer loan portfolios during this six month period amounted to $10,004,826 and $156,032, respectively. The utilization of commissioned loan originators and on going sales and marketing efforts continue to create increased visibility and demand for the Company's mortgage loan products. During the six month period ended December 31, 1996, the Company continued to fund loan growth by decreasing its net holdings in mortgage-backed and investment securities, whereas in the prior fiscal period
the primary source of funds were Federal Home Loan Bank advances.   The
Company will continue to focus on its business plan and pursue additional loan growth.

Securities, consisting of mortgage-backed, equity and investment securities classified as available for sale and held to maturity, decreased $11,269,378 from $45,508,926 at June 30, 1996 to $34,239,548 as of December 31, 1996. As
indicated previously, these proceeds were deployed primarily into loans to attain higher yields on interest earning assets.

Deposits increased $3,441,102 from $107,927,968 at June 30, 1996 to $111,369,070 at December 31, 1996, a 3.2% increase for the six month period. Growth in the deposit area was focused on short and intermediate term certificates through competitive pricing in the market area. Competition from other financial and non-financial entities continues to limit deposit growth. The Bank will continue to offer competitive interest rates on its products while continuing to concentrate marketing efforts on establishing multiple deposit relationships with individual customers.

Total shareholders' equity decreased by $799,224 from $16,910,386 at June 30, 1996 to $16,111,162 at December 31, 1996. This decrease was principally the result of the net loss of $146,103, repurchases of common stock at a cost of $695,175 and cash dividends of $194,792 paid on common stock offset by $193,630 of net unrealized market investment portfolio gains.

RESULTS OF OPERATIONS

NET INCOME: Net income for the three months ended December 31, 1996 decreased by $20,034 or 8.3% compared to the three month period ended December 31, 1995. The Company experienced a net loss for the six months ended December 31, 1996 of $146,103 compared to net income of $460,510 for the six months ended December 31, 1995, a decrease of $606,613 over the prior six month period.

The loss for the six month period ended December 31, 1996 was the result of $151,171 of expense associated with the pending sale of the Company along with the one-time special SAIF recapitalization assessment of $702,736. Adjusted for these two items, pre-federal income and state tax for the six month period ended December 31, 1996 amounted to $631,133 compared to $511,367 for the six month period, in 1995 an increase of $119,766 or 23.4%. Additionally, net income was significantly impacted by the varying effective tax rates for these two periods. Federal income tax related to the $631,133 for the current six month period ended December 31, 1996 was $226,621, an effective rate of 36% while federal income tax related to the $511,367 for the prior six month period ended December 31, 1995 was $50,857, an effective rate of 10%. The 1995 effective tax rate of 10% was the result of the deferred tax adjustment related to bad debts for thrift institutions discussed in "Note 6 - Income Taxes" of "Notes to Consolidated Financial Statements" for the period ended December 31, 1996 included herein.

NET INTEREST INCOME: Net interest income for the three month period ended December 31, 1996 increased $68,826, or 6.9% over the same three month period ended December 31, 1995. Net interest income increased $158,607 or 8.1%, from $1,950,051 for the six month period ended December 31, 1995 to $2,108,658 for the six month period ended December 31, 1996. Interest income increased $573,762, or 11.4% , from $5,033,997 for the six month period ended December 31, 1996 to $5,607,759 for the same period ended December 31, 1996. This improvement is attributable to a shift in the Company's interest earning assets to loans which increased $21.2 million from $87.8 million at December 31, 1995 to $109.0 million at December 31, 1996 from lower yielding security portfolio which decreases by $14.4 million. The interest income increase was partially offset by a $415,155 or 13.5% increase in total interest expense attributable to higher levels of FHLB advances and deposits during the period.

PROVISION (CREDIT) FOR LOAN LOSSES: The Company's provision for loan losses decreased by $69,609 for the three month period ended December 31, 1996 compared to the three month period ended December 31, 1995. The Company's provision for the three month period ended December 31, 1996 was $91,000 compared to $160,609 for the three month period ended December 31, 1995. Provision for the six month period ended December 31, 1996 of $146,000 was $16,609 less than the provision for the comparable 1995 period. Current charge-offs (net of current recoveries) for the three months ended December 31, 1996 amounted to $75,711 and for the six month period ended December 31,1996 totaled $83,622. Continued strong loan growth of 10.2% for the six month period ended December 31, 1996 totaling $10,098,480 accounted for approximately $66,000 of the current fiscal year loan loss provision. Current year net charge-offs are attributable primarily to consumer installment debt levels and bankruptcy filings mirroring national
trends.   Management reviews the adequacy of the loan loss reserve and credit risk within the Company's loan portfolio on a quarterly basis. As of December 31, 1996, the allowance for loan losses totaled $708,469 representing .65% of gross loans receivable and 252.3% of total non-performing loans. The Company anticipates that as loan portfolio growth continues, provisions for loan losses will continue to be made to maintain adequate loss reserves.

NON-INTEREST INCOME:   Non-interest income for the three month period ended
December 31, 1996 increased $32,846, or 22.1% , to $181,434 from $148,588 for the three month period ended December 31, 1995. Non-interest income for the six month period ended December 31, 1996 increased $25,551, or 9.0% to $308,257 from $282,746 at December 31, 1995. The primary reason for these increases was a dividend of prior years credit life insurance in the amount of $57,259 received during the second quarter ended December 31, 1996 along with increased gains on the sale of loans of $10,046 over the six month period ended December 31, 1996 offset in part by losses of $29,327 on investment securities and a reduction of $8,299 in service charges and other fee income.

NON-INTEREST EXPENSE:    Non-interest expense increased $6,446 for the three
months ended December 31, 1996 to $801,796 from $795,350 for the three months ended December 31, 1995. For the six month period ended December 31, 1996, non-interest expense increased $915,226 to $2,474,047 from $1,558,821 for the six month period ended December 31, 1995. The major items of increase during the six month 1996 period were from the one-time SAIF recapitalization charge of $702,736 expensed on September 30, 1996, expenses associated with the sale of the Company of $151,171 ( additional costs of $106,142 were capitalized pending close of the merger) and increased compensation and benefits expense.

Compensation and benefit expenses increased $51,642 from $321,484 for the three month period ended December 31, 1995 to $373,126 for the three month period ended December 31, 1996. For the six month period ended December 31, 1996 expense increased $119,719 from $658,056 at December 31, 1995 to $777,775 at December 31, 1996. The increase for the six month period is primarily attributable to increases of $32,024 of directors' expense resulting from the addition of four members to the board, ESOP expense of $6,880 resulting from the Company's higher common share price, increased employee compensation of $18,020, reduced deferred loan origination costs of $54,957 the result of lower loan origination volume and net other sundry items totaling $7,838.

Non-interest expense annualized as a percent of end-of-period assets for the three month period ended December 31, 1996 was 2.12% compared to 2.21% for the
three months ended December 31, 1995.   Corresponding six month annualized
non-interest expense as a percent of end-of period-assets was 3.27% and 2.17% respectively. The SAIF special assessment ($702,736) and expenses for sale of the Company ($151,171) account for 1.13% of the 3.27% six month 1996 annualized non-interest expense. The Company does not expect any significant increases in
normal operating non-interest expenditure levels .    The Company does, however,
expect additional cost relating to the completion of the sale of the Company.

INCOME TAX EXPENSE (BENEFIT): The effective income tax (benefit) rate for the six month period ended December 31, 1996 was (28%) compared to 10% for the period ended December 31, 1995. The tax benefit is due to the net loss resulting from the one-time SAIF assessment and expenses associated with the sale of the Company.

LIQUIDITY

The Company's principal sources of funds are deposits, principal and interest payments on loans, interest-bearing deposits and securities classified as available for sale. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan prepayments are more influenced by interest rates, general economic conditions and competition. Additional sources of funds may be obtained from the Federal Home Loan Bank (the "FHLB") of Indianapolis by utilizing an array of available products to meet funding needs. Management anticipates that it will have sufficient funds available to meet current loan commitments.

The Bank is required to maintain minimum levels of liquid assets as defined by Bank regulators. The required percentage has varied from time to time based upon economic conditions and savings flows and is currently 5% of net withdrawal savings deposits and borrowings payable on demand or in one year or less during the preceding calendar month. The Bank's average liquidity ratio for the six month period ended December 31, 1996 was 5.63%. The $11.3 million net reduction of securities along with deposit growth of $3.4 million were used to fund loan demand.

Although management believes that deposit flows will continue to be a stable source of funds, ongoing use of wholesale funding sources may be utilized to meet demand in accordance with the Company's strategic plan. Wholesale funding sources may allow the Company to obtain a lower cost of funds and create a more efficient liability match to the asset being funded.


CAPITAL RESOURCES


The Bank is subject to three capital to asset requirements in accordance with OTS regulations. The following table is a summary of the Bank's regulatory capital requirements versus actual capital at December 31, 1996:

CAPITAL REQUIREMENTS:

                         Actual               Required            Excess
                         Amount/Percent       Amount/Percent      Amount/Percent

                                             (Dollars in Thousands)

Tangible               $ 14,292   9.43%     $ 2,273   1.50%     $ 12,019   7.93%
Core Leverage Capital    14,292   9.43%       6,061   4.00%        8,231   5.43%
Risk-Based Capital       14,545  18.56%       6,270   8.00%        8,275  10.56%

                                  SJS BANCORP, INC.

                                      FORM 10-Q
                           Quarter Ended December 31, 1996

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

Item 4   Submission of Matters to a Vote of Security Holders:

         The Annual Meeting of shareholders was held on October 31, 1996. Two proposals were submitted to a vote of shareholders: proposal #1 related to the election of three directors each for a three year term and proposal #2 related to the ratification of the appointment of Crowe, Chizek and Company LLP as auditors of the company for the fiscal year ending June 30,1997.

         Management's three nominees and election results were as follows:

                                       Votes For      Votes withheld
                                       ---------      --------------
              W. Ford Kieft III        671,670        19,543
              Stephen E. Ross          675,681        15,532
              Larry D Schultz          676,406        14,807

         The continuing directors are:

              Robert C. Lucas                         James L. Behlen
              James B. McQuillan                      Neil R. Berndt
              Wallace D. Riley                        William F. Early
              Thomas G. Watson                        Edgar F. Ross

         Shareholders ratified the appointment of Crowe, Chizek and Company LLP as the Company's auditors for the fiscal year ending June 30, 1997 by a vote of 683,613 for, 5,400 against and 2,200 abstentions.

         There are no other matters required to be reported under this item.

Item 5   Other Information:

         SJS Bancorp, Inc. announced on November 7, 1996 that they have signed a plan of merger under which SJS Bancorp, Inc. would merge with and into Shoreline Financial Corporation. Under the agreement, which is subject to SJS Bancorp, Inc. shareholder and regulatory approvals, SJS Bancorp, Inc. shareholders would receive $27.00 cash for each share of SJS Bancorp, Inc. common stock, for a total value of approximately $25.4 million. The transaction is expected to be completed in the first half of 1997.

         There are no other matters required to be reported under this item.

Item 6   Exhibits and Reports on Form 8-K:
         (a)  Exhibits -  Not applicable.
         (b) Reports on Form 8-K. No reports on Form 8-K were filed by the Registrant during the quarter ended December 31, 1996.


SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  SJS BANCORP, INC.


Date: February 10, 1997                     /s/  Thomas G. Watson
                                            ---------------------
                                            President


Date: February 10, 1997                     /s/  Arthur Skale
                                            -----------------
                                            Chief Financial Officer

                                  SJS BANCORP, INC.

                                      FORM 10-Q
                           Quarter Ended December 31, 1996


                                    EXHIBIT INDEX



Item no.      Description
--------      -----------

Item 27       Financial Data Schedule