Form 10QSB
period 1997-03-31
SJS BANCORP INC
filed 1997-05-13
CIK 930836

                                    UNITED STATES

                          SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C.    20549

                                     FORM 10-QSB

                [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended March 31, 1997

                                            OR

                [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                           SECURITIES EXCHANGE ACT OF 1934

                           Commission File Number 0 - 25072

                                  SJS BANCORP, INC.
                                  -----------------
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


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

YES:  x   ; NO:
     --         --

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

CLASS                                      OUTSTANDING AT MAY 9,1997
-----                                      --------------------------
Common stock, $.01 par value               917,622 Shares

Transitional Small Business Disclosure Format

YES:     ; NO:  x
     --        --

                                  SJS BANCORP, INC.

                                     FORM 10-QSB
                             Quarter ended March 31, 1997

                            Part I - Financial Information



Interim Financial Information required by Item 310 (b) of Regulation S-B and
Item 303 of Regulation S-B is included in this Form 10-QSB as referenced below:



                                                                       PAGE
                                                                       ----
ITEM 1 - FINANCIAL STATEMENTS

         Consolidated Statements of Financial Condition............       1

         Consolidated Statements of Operations.....................       2

         Consolidated Statements of Shareholders' Equity...........       3

         Consolidated Statements of Cash Flow......................       4

         Notes to Consolidated Financial Statements................     5-9


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS................................   10-13

PART II - Other Information

OTHER INFORMATION..................................................   14-15

SIGNATURES.........................................................      15

EXHIBITS INDEX.....................................................      16

                                  SJS BANCORP, INC.
                    CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                     (Unaudited)

                                                MARCH 31,1997    JUNE 30, 1996
                                                -------------    -------------
ASSETS
Cash and due from financial institutions              $3,396,457    $3,116,085
Interest-bearing demand deposits
 in other financial institutions                       2,577,707        14,832
                                                    ------------  ------------
   Total cash and cash equivalents                     5,974,164     3,130,917

Interest-bearing deposits in other
 financial institutions                                  190,000       190,000
Mortgage-backed securities available for sale         16,901,825    26,831,702
Mortgage-backed securities held to maturity
 (estimated fair value on  March 31, 1997
 $8,976,886; June 30, 1996 $9,351,120)                 9,073,785     9,379,310
Equity securities available for sale                       8,300        63,280
Investment securities available for sale               4,169,984     5,566,705
Investment securities held to maturity
 (estimated fair value on  March 31, 1997
 $2,680,574 ; June 30, 1996 $3,630,989)                2,717,921     3,667,929
Federal Home Loan Bank stock                           1,187,500     1,187,500
Loans, net                                           110,624,564    98,861,649
Accrued interest receivable                            1,011,788     1,069,562
Premises and equipment                                 1,111,105     1,152,526
Other assets                                             795,963       795,564
                                                    ------------  ------------
   Total assets                                     $153,766,899  $151,896,644
                                                    ------------  ------------
                                                    ------------  ------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits                                            $113,792,591  $107,927,968
Federal Home Loan Bank Advances                       21,834,979    23,750,000
Advance payments by borrowers for
 taxes and insurance                                     907,683     1,249,689
Accrued interest payable on deposits                     190,537       251,385
Accrued expenses and other liabilities                   840,002     1,807,216
                                                    ------------  ------------
   Total liabilities                                 137,565,792   134,986,258

Common Stock                                               9,866         9,866
Paid in Surplus                                        9,558,321     9,519,762
Retained earnings, substantially restricted            9,436,007     9,635,294
Net unrealized gain(loss) on available-for-sale
 securities (Applicable deferred income
 taxes on  March 31, 1997 $ 199,516;
 June 30, 1996 $257,903)                                (387,295)     (500,635)
Net unrealized gain(loss) on held-to-maturity
 securities (Applicable deferred income taxes on
 March 31, 1997 $24,647; June 30, 1996 $26,777)          (47,844)      (51,979)
Employee Stock Ownership Plan (ESOP)
 (unallocated shares)                                   (292,991)     (322,140)
Management Recognition Plan (MRP)(unearned shares)      (675,532)     (675,532)
Treasury stock at cost (March 31, 1967 69,000 shares;
 June 30, 1996 35,000 shares)                         (1,399,425)     (704,250)
Total Shareholders' Equity                            16,201,107    16,910,386
                                                    ------------  ------------
   Total Liabilities and Shareholders' Equity       $153,766,899  $151,896,644
                                                    ------------  ------------
                                                    ------------  ------------

             See accompanying notes to consolidated financial statements.

                                  SJS BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Unaudited)



                                                 THREE MONTHS ENDED MARCH 31    NINE MONTHS ENDED MARCH 31
                                                 ---------------------------    --------------------------
                                                       1997          1996               1997        1996
                                                       ----          ----               ----        ----
Interest income
   Loans                                         $2,246,291    $1,879,600         $6,531,936  $5,315,335
   Investment securities                            107,225       187,276            356,693     572,958
   Mortgage-backed securities                       421,847       523,922          1,376,144   1,616,533
   Other interest income                             54,121        55,215            172,470     175,184
                                                 ----------    ----------         ----------  ----------
                                                  2,829,484     2,646,013          8,437,243   7,680,010

Interest expense
   Deposits                                       1,430,118     1,391,578          4,235,702   4,135,558
   Federal Home Loan Bank advances                  326,210       273,682          1,019,727     613,648
                                                 ----------    ----------         ----------  ----------
                                                  1,756,328     1,665,260          5,255,429   4,749,206

Net interest income                               1,073,156       980,753          3,181,814   2,930,804

Provision for loan losses                            69,000             0            215,000     162,609
                                                 ----------    ----------         ----------  ----------

Net interest income after provision
 for loan losses                                  1,004,156       980,753          2,966,814   2,768,195
                                                 ----------    ----------         ----------  ----------

Non-interest income
   Service charges and other fees                    96,889       107,965            296,729     316,104
   Gain on sale of loans                                  0             0             26,042      15,996
   Gain (Loss) on sale of investment securities       1,454         1,232            (31,611)     (2,506)
   Other                                             18,597        17,029            134,037      79,378
                                                 ----------    ----------         ----------  ----------
                                                    116,940       126,226            425,197     408,972
Non-interest expense
   Compensation and benefits                        388,806       357,082          1,166,581   1,015,137
   Occupancy                                         60,522        57,745            167,310     165,496
   Furniture, fixtures and equipment                 19,248        21,990             63,802      57,996
   Federal insurance premium                         29,479        74,816            868,683     233,676
   Data processing expense                           86,254        82,410            244,599     231,176
   Other operating expense                          171,345       252,106            718,726     701,487
                                                 ----------    ----------         ----------  ----------
                                                    755,654       846,149          3,229,701   2,404,968

Income before federal income tax expense            365,442       260,830            162,310     772,199

Federal income tax expense                          126,438        91,999             69,409     142,856
                                                 ----------    ----------         ----------  ----------

Net income                                         $239,004       168,831             92,901    $629,343
                                                 ----------    ----------         ----------  ----------
                                                 ----------    ----------         ----------  ----------
Earnings per share:
   Primary                                             $.26          $.18               $.10        $.68
                                                 ----------    ----------         ----------  ----------
                                                 ----------    ----------         ----------  ----------
   Fully diluted                                       $.26          $.18               $.10        $.68
                                                 ----------    ----------         ----------  ----------
                                                 ----------    ----------         ----------  ----------
Dividends per common share                             $.11          $.10               $.33        $.30
                                                 ----------    ----------         ----------  ----------
                                                 ----------    ----------         ----------  ----------

             See accompanying notes to consolidated financial statements.

                                  SJS BANCORP, INC.
                   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                     (Unaudited)

                                     ADDITIONAL                NET UNREALIZED  UNALLOCATED   UNEARNED                    TOTAL
                           COMMON     PAID-IN     RETAINED      GAIN (lOSS)        ESOP        MRP         TREASURY   SHAREHOLDERS'
                            STOCK     CAPITAL     EARNINGS     ON SECURITIES      SHARES      SHARES        STOCK       EQUITY
                         ----------  -----------  -----------  --------------  -----------  -----------  -----------  -------------
BALANCE AT JUNE 30, 1996 $  9,866    $ 9,519,762  $ 9,635,294  $ (552,614)     $ (322,140)  $ (675,532)  $  (704,250) $16,910,386

Net income for the nine
 months ended
 March 31, 1997                                        92,901                                                              92,901

Cash dividends                                       (292,188)                                                           (292,188)

Shares committed to be
 released  under the ESOP                 38,559                   29,149                                     67,708

Acquisition of treasury
 shares (at cost)                                                                (695,175     (695,175)

Change in net unrealized
 gain (loss) on
 securities net of tax                                            117,475                                                 117,475
                         --------    -----------  -----------  ----------      ----------   ----------  -----------   -----------

BALANCE AT
 MARCH 31, 1997          $  9,866    $ 9,558,321  $ 9,436,007  $ (435,139)     $ (292,991)  $ (675,532) $ (1,399,425) $16,201,107
                         --------    -----------  -----------  ----------      ----------   ----------  ------------  -----------
                         --------    -----------  -----------  ----------      ----------   ----------  ------------  -----------


             See accompanying notes to consolidated financial statements

                                 SJS BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)
-------------------------------------------------------------------------------
                                                     NINE MONTHS ENDED MARCH 31
                                                     --------------------------
                                                        1997             1996
                                                        ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                     $    92,901    $    629,342
    Adjustments to reconcile net income to
      net cash from operating activities:
         Depreciation                                   66,391          60,713
         Amortization                                  119,765          54,647
         Provision for loan losses                     215,000         162,609
         ESOP expense                                   67,708          56,134
         MRP expense                                         0           9,651
         Gain on sale of loans                         (26,042)        (15,996)
         Loss on sale of securities and
           mortgage-backed securities                   31,611           2,506
         Proceeds from sale of loans                 1,270,800       5,855,166
         Loans originated for sale                  (1,194,858)     (5,960,719)
         Changes in assets and liabilities
            Changes in assets                          (96,783)       (412,099)
            Changes in liabilities                  (1,028,062)        583,964
                                                   -----------    ------------
               Net cash from operating activities     (481,569)      1,025,918
                                                   -----------    ------------
                                                   -----------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of equity securities                        (280)           (800)
    Proceeds from sales of equity securities           101,636
    Purchases of FHLB stock                                           (238,900)
    Purchase of securities held to maturity                         (1,450,000)
    Proceeds from sales of securities available
      for sale                                       1,475,500
    Proceeds from calls and maturities of securities
      held to maturity                                 950,156       2,680,000
    Proceeds from sales of securities available
      for sale                                                         700,000
    Purchase of morgage-backed securities
      available for sale                            (2,981,969)     (7,479,933)
    Purchases of mortgage-backed securities
      held to maturity                                              (5,303,786)
    Proceeds from sales of mortgage-backed
      securities available for sale                 11,418,929       8,985,562
    Principal payments on investment securities      1,699,757       2,934,204
    Loans purchased                                                   (500,000)
    Loan originations and principal payments
      on loans, net                                (11,934,176)    (20,723,277)
    Premises and equipment expenditures                (24,970)        (33,512)
                                                   -----------    ------------
         Net cash from investing activities            704,583     (20,430,442)
                                                   -----------    ------------
                                                   -----------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Net change in deposits                      $    5,864,623  $    3,035,951
    FHLB borrowing                                   3,450,000      21,550,000
    Repayment of FHLB advances                      (5,365,021)     (4,000,000)
    Net change in advance payments by borrowers       (342,006)       (500,221)
    Dividends paid                                    (292,188)       (275,693)
    Treasury stock purchase                           (695,175)              0
                                                   -----------    ------------
    Net cash from financing activities               2,620,233      19,810,037
                                                   -----------    ------------
                                                   -----------    ------------

Net change in cash and cash equivalents              2,843,247         405,513

Cash and cash equivalents at beginning of period     3,130,917       3,515,180
                                                   -----------    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD      $    5,974,164  $    3,920,693
                                                   -----------    ------------
                                                   -----------    ------------

               See accompanying notes to consolidated financial statements

                                    SJS BANCORP, INC.

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               QUARTER ENDED MARCH 31, 1997

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

These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at March 31, 1997, and its results of operations and statement of cash flows for the periods presented. All such adjustments are normal and recurring in nature. The results of the periods presented are not necessarily representative of the results of operations and cash flows which may be expected for the entire year. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances and should be read in conjunction with the consolidated financial statements and notes thereto of SJS Bancorp, Inc. for the fiscal year ended June 30, 1996.

Earnings per Share:

Earnings per common share for the periods presented was computed by dividing net income by the average number of shares outstanding during the period. Employee and director stock options are considered common share equivalents. At March 31, 1997 the Company had 29,780 unallocated ESOP shares which were excluded from the weighted number of shares outstanding used to calculate the earnings per common and common share equivalent. The weighted number of shares outstanding for the calculation of primary earnings per common and common share equivalent for three month and nine month periods ended
March 31, 1997 was 905,341 and 900,126 respectively. The weighted number of shares outstanding for the calculation of fully-diluted earnings per common share was 906,754 for the three month period ended March 31,1997 and 903,138 for the nine month period ended March 31, 1997. The corresponding 1996 weighted outstanding shares for both the calculation of primary earnings and fully-diluted earnings per share were 929,944 for the three month period ended March 31, 1996 and 921,368 for the nine month period ended March 31, 1996. Net income was $239,004 for the three months ended March 31,1997 and
$168,831 for the three months ended March 31, 1996.   Net income for the nine
months ended March 31, 1997 was $92,901 and $629,343 for the nine months ended March 31, 1996.

NOTE 2 - PENDING MERGER

SJS Bancorp, Inc. on November 6, 1996 signed a plan of merger under which SJS Bancorp, Inc. would merge with and into Shoreline Financial Corporation. Under the agreement, which was approved by SJS Bancorp, Inc. shareholders on April 29, 1997 and by the Federal Reserve Board on April 21, 1997,
SJS Bancorp, Inc. shareholders would receive $27.00 cash for each share of SJS Bancorp, Inc. common stock, for a total value of approximately $25.4 million. The transaction to be treated as a purchase is expected to be closed in June of 1997, subject to receipt of customary regulatory approval.

NOTE 3 - IMPACT OF NEW ACCOUNTING STANDARDS

Several new accounting standards have been issued by the Financial Accounting Standards Board that were adopted in fiscal 1996. Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the impairment of long-lived assets", requires a review of long-term assets for impairment of recorded value and resulting write-downs if value is impaired.

SFAS No. 122, "Accounting for mortgage servicing rights", requires recognition of an asset when servicing rights are retained on in-house originated loans that are sold.

SFAS No. 123, "Accounting for stock-based compensation", requires proforma disclosure of the effect on net income and earning per share of recording future option grants at the estimated fair value of the option granted.

SFAS No. 125, "Accounting for transfers and servicing of financial assets and extinguishments of liabilities". This Statement provides authoritative guidance as to the accounting and financial reporting for transfers and servicing of financial assets and extinguishments of liabilities. Example transactions covered by SFAS No. 125 include asset securitizations, repurchase agreements, wash sales, loan participations, transfers of loans with recourse and servicing of loans. The Standard is based on a consistent application of a financial-components approach that focuses on control. The Statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The Statement also requires measuring instruments that have a substantial prepayment risk at fair value, much like debt instruments; classified as available for sale or trading. While SFAS No. 125 supersedes SFAS No. 122, "Accounting for Mortgage Servicing Rights", it only marginally modifies the accounting and disclosure requirements of SFAS No. 122. SFAS No. 125, as amended by SFAS No. 127, is effective on a prospective basis for some transactions in 1997 and others in 1998.

SFAS No. 128, "Earnings per share". On March 3, 1997, the FASB issued Statement No. 128, "Earnings Per Share", which is effective for financial statements beginning with the year end 1997. The Statement requires dual presentation of basic EPS and diluted EPS for entities with complex capital structures. Basic EPS includes no dilution and is computed by dividing income available to common shareholders by the weighted-average common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in earnings, such as stock options, warrants or other common stock equivalents. All prior period EPS data must be restated to conform with the new presentation. Pro forma disclosures of basic and diluted EPS can be provided for interim periods of 1997, at the Company's election.

These statements did not have a material effect on the Company's consolidated financial position or results of operations for the three months ended
March 31, 1997 nor for the nine months ended March 31, 1997.

NOTE 4 - LOANS

Loans are classified as follows:                      MARCH 31, 1997     JUNE 30,1996
                                                      --------------     ------------
    First mortgage loans (principally conventional):
         Secured by one-to-four family residences     $ 82,218,955        $ 70,034,958
         Secured by other properties                     2,878,334           1,945,655
         Construction loans                              3,678,600           6,747,880
                                                       -----------        ------------
                                                        88,775,889          78,728,493
      Less:
         Undisbursed portion of construction loans      (1,710,096)         (4,029,790)
         Deferred fees and costs                           (77,319)            (60,318)
                                                       -----------        ------------
              Total first mortgage loans                86,988,474          74,638,385

    Consumer and other loans:
         Auto loans                                     14,690,432          16,117,610
         Home equity                                     2,499,727           2,299,820
         Other                                           7,169,311           6,451,925
                                                       -----------        ------------
                                                        24,359,470          24,869,355
                                                       -----------        ------------
                                                       111,347,944          99,507,740

    Less allowance for loan losses                        (723,380)           (646,091)
                                                       -----------        ------------

         Total loans, net                              $110,624,564       $ 98,861,649
                                                       -----------        ------------
                                                       -----------        ------------
Allowance for loan losses:

Activity in the allowance for loan losses is summarized as
    follows for the nine months ended March 31:            1997              1996
                                                       -----------        ------------
         Balance - July 1,                             $   646,091        $   558,654
         Provisions charged to income                      215,000            162,609
         Loans charged-off                                (159,843)          (119,516)

         Recoveries                                         22,132             27,481
                                                       -----------        ------------
    Balance - March 31,                                $   723,380         $  629,228
                                                       -----------        ------------
                                                       -----------        ------------

    The Company had no impaired loans at March 31, 1997 or March 31, 1996.

NOTE 5 - SAIF SPECIAL ASSESSMENT

On September 30, 1996, federal legislation was enacted that required the SAIF to be recapitalized with a one-time assessment on virtually all SAIF-insured institutions, such as the Bank, equal to 65.7 basis points on SAIF-insured deposits maintained by those institutions as of March 31, 1995. The SAIF assessment, was paid to the FDIC on November 27, 1996 in the amount of $702,736 and expensed by the Bank at September 30, 1996.

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

NOTE 6 - INCOME TAXES

The effective income tax rate for the nine month period ended March 31, 1997 is 43% compared to 18% for the comparative period ended March 31, 1996. The 43% effective tax rate for the nine month period ended March 31,1997 is the result of the tax on permanent book and tax income differences applied to the lower pretax earnings resulting from the SAIF special assessment and merger related expenses. The nine month period ended March 31, 1996 effective tax rate of 18% was the result of an adjustment in deferred taxes relating to the bad debt deduction for thrift institutions. Loan portfolio balances at March 31, 1996 exceeded statutory June 30, 1988 base year loan levels thereby reducing the deferred tax liability relative to bad debts.

With the discontinuance of the special bad debts deduction for thrift institutions, the Bank as of July 1, 1996 uses the actual net-charge-off method for tax purposes and has elected to defer the bad debt recapture over the allowed six year statutory period. For the quarters ended March 31, 1997 and March 31, 1996 taxes of $126,438 and $91,999, respectively, both at effective tax rates of 35%, were within normal effective tax rate levels. Future quarterly period effective tax rates are expected to be at normal levels.

NOTE 7 - FHLB ADVANCES

At June 30, 1996 the Company had advances from the Federal Home Loan Bank of Indianapolis totaling $23,750,000 with variable and fixed interest rates ranging from 5.23% to 6.61%, respectively. At March 31, 1997, FHLB advances totaled $21,834,979 with variable and fixed interest rates ranging also from 5.23% to 6.61%, respectively.

Maturities of Advances outstanding are as follows:

                                              MARCH 31, 1997     JUNE 30, 1996
                                              --------------     -------------
         1996                                 $            0     $   3,650,000
         1997                                      6,000,000         4,250,000
         1998                                      8,500,000         8,050,000
         2000                                      6,387,762         6,800,000
         2001                                        947,217         1,000,000
                                              --------------     -------------
                                               $  21,834,979      $ 23,750,000
                                              --------------     -------------
                                              --------------     -------------

Advances for the period ended June 30, 1996 were collateralized by Federal Home Loan Bank Stock and specific securities with a carrying value of $28,505,243. On February 18, 1997 the Bank changed from the specific securities collateral to a blanket collateral method. Under the blanket collateral method for the period ended March 31, 1997, the eligible collateral assets were $80,959,395 of permanent 1-4 family whole mortgage loans (Category 1 collateral) and $32,935,989 of government and agency securities (Category 2 collateral).

NOTE 8 - STOCK OPTION AND INCENTIVE PLAN ("SOP") AND MANAGEMENT
RECOGNITION PLAN ("MRP")

The Company's Board of Directors adopted a SOP and a MRP. The SOP and MRP are administered by a Committee of directors of the Company. This Committee selects recipients and terms of awards pursuant to the Plan. Total shares available under the SOP and MRP plans were 95,220 and 38,088, respectively. The Committee to-date has awarded under the SOP options to purchase 79,509 shares of restricted common stock at an exercise price of $19.625 per share and awarded under the MRP 34,422 shares of common stock. The SOP options granted vest ratably over a five year period with a first award having vested
October 1, 1996.   The MRP awards vest in ten equal annual installments with
the first award to have vested on October 1, 1996, subject to the continuous employment of the recipients and the achievement of specific performance criteria as defined under such plans. No MRP awards vested on October 1, 1996 as the Company did not meet the performance criteria under the plan. Accordingly, no compensation expense was recorded during the fiscal 1996 period in connection with the MRP award. For the nine month period ended March 31, 1997, the Company has not accrued any compensation expense under the MRP as performance criteria are not expected to be attained primarily because of the added expense relating to the pending merger of the Company.

NOTE 9 - STOCK REPURCHASE PROGRAMS

During 1996, SJS Bancorp, Inc. received regulatory approval to repurchase up to 85,698 shares of its common stock. Through March 1, 1997, the expiration of the repurchase approval, 69,000 shares had been repurchased. Repurchased shares are treated as treasury shares and are available for general company purposes, including issuance in connection with stock based compensation plans.

NOTE  10 - MORTGAGE SERVICING RIGHTS  (MSRS)

Under Statement of Financial Accounting Standard (SFAS) No. 122 , implemented as of the fiscal year beginning July 1, 1996, the Bank allocated $11,172 of basis to mortgage servicing right assets. Estimated fair value of the servicing rights at March 31, 1997 was $11,063. Fair value was determined by using discounted cash flows over the projected estimated lives with a discount factor based on similar market yield for like assets. The servicing rights retained were stratified primarily on the basis of expected life and stated loan rates.

Loans sold during the nine month period ended March 31, 1997, had an allocated basis of $1,240,598 exclusive of MSRs. Amortization calculated on estimated life of the MSRs for the nine month period was negligible. No impairment exists on the MSRs and no expense or valuation allowance has been recorded for the MSR asset as of March 31, 1997. It is, however, difficult to assess the impact on future periods as SFAS No. 122 results in larger gains on loans sold when recognition of the MSR assets takes place. Subsequent periods are negatively impacted by the MSR amortization. Additionally, origination and sales volume of retained servicing along with impairment and market fluctuations affecting valuation of the MSRs may be significant and difficult to predict.

                                  SJS BANCORP, INC.
                              MANAGEMENT'S DISCUSSION AND
                                 ANALYSIS OF FINANCIAL
                           CONDITION AND RESULTS OF OPERATIONS


The following discussion compares the financial condition of SJS Bancorp, Inc. (the "Company") and its wholly owned subsidiary, SJS Federal Savings Bank (the "Bank") at March 31, 1997 and June 30, 1996 and the results of operations for the three and nine month periods ended March 31, 1997 with the same periods in fiscal 1996. This discussion should be read in conjunction with the interim consolidated condensed financial statements and notes thereto of SJS Bancorp for the period ended March 31, 1997 included herein.

FINANCIAL CONDITION

Total assets of the Company increased $1,870,255 from $151,896,644 at June 30, 1996 to $153,766,899 at March 31, 1997. Consistent with the Company's strategic plan's focus on asset mix, net loans increased 11.9% from $98,861,649 at June 30, 1996 to $110,624,564 at March 31, 1997. Growth of
the mortgage loan portfolio during this nine month period amounted to $12,350,088 while the consumer loan portfolio decreased by $509,885 during the same period. Ongoing utilization of commissioned loan originators along with continued sales and marketing efforts have resulted in continued visibility and demand for the Company's mortgage loan products. During the nine month period ended March 31, 1997, the Company continued to fund loan growth by decreasing its net holdings in mortgage-backed and investment securities, whereas in the prior fiscal period the primary source of funds
was Federal Home Loan Bank advances.   The company will continue to and
pursue additional loan growth.

Securities, consisting of mortgage-backed, equity and investment securities classified as available for sale and held to maturity, decreased $12,637,111 from $45,508,926 at June 30, 1996 to $32,871,815 as of March 31, 1997. As
indicated previously, these proceeds were deployed primarily into loans to attain higher yields on interest earning assets.

Deposits increased $5,864,623 from $107,927,968 at June 30, 1996 to $113,792,591 at March 31, 1997, a 5.4% increase for the nine month period. Growth in the deposit area was focused on short and intermediate term certificates through competitive pricing in the market area. Competition from other financial and non-financial entities continues to limit deposit growth. The Bank continues to offer competitive interest rates on its products with continued marketing efforts on establishing multiple deposit relationships with individual customers.

Total shareholders' equity decreased by $709,279 from $16,910,386 at June 30, 1996 to $16,201,107 at March 31, 1997. This decrease was the result of repurchases of common stock at a cost of $695,175 and cash dividends of $292,188 paid on common stock offset by $92,901 of net income, $117,475 of net unrealized market appreciation on securities, and $67,708 of additional equity from committed to be released ESOP shares.

RESULTS OF OPERATIONS

NET INCOME: Net income for the three months ended March 31, 1997 increased by $70,173, or 41.6% , to $239,004 compared to $168,831 for the three month
period ended March 31, 1996.   Net income for the nine months ended March 31,
1997 was $92,901 compared to net income of $629,343 for the nine months ended March 31, 1996, a decrease of $536,442 over the prior nine month period.

The decrease in net income for the nine month period ended March 31, 1997 was the result of $155,008 of expense associated with the pending merger of the Company along with the one-time special SAIF recapitalization assessment of $702,736. Adjusted for these two items and the related federal income and state tax, pre-federal income tax for the nine month period ended March 31, 1997 amounted to $1,000,327 compared to $772,199 for the nine month period in 1996 an increase of $228,128 or 29.5%. Additionally, net income was significantly impacted by the varying effective tax rates for these two periods. Federal income tax related to the $1,100,327 for the current nine month period ended March 31, 1997 was 354,336, an effective rate of 35% while federal income tax related to the $772,199 for the prior nine month period ended March 31, 1996 was $142,856, an effective rate of 18%. The reduced 1996 effective tax rate of 18% was the result of the deferred tax adjustment related to bad debts for thrift institutions discussed in "Note 6 - Income Taxes" of "Notes to Consolidated Financial Statements" for the period ended March 31, 1997 included herein.

NET INTEREST INCOME: Net interest income for the three month period ended March 31, 1997 increased $92,403, or 9.4%, to $1,073,156 from $980,753 for the same three month period ended March 31, 1996. Net interest income increased $251,010 or 8.6%, from $2,903,804 for the nine month period ended March 31, 1996 to $3,181,814 for the nine month period ended March 31, 1997. Interest income increased $757,233 or 9.9% , from $7,680,010 for the nine month period ended March 31, 1996 to $8,437,243 for the same period ended March 31, 1997. This improvement was attributable to growth and a shift in the Company's interest earning assets to loans which on an average daily balance basis increased $22.3 million from $83.6 million at March 31, 1996 to $105.9 million at March 31, 1997 from the lower yielding security portfolio which decreased by $10.9 million from $51.4 million to $40.5 million over the same period. The interest income increase was partially offset by a $506,233 or 10.7% increase in total interest expense attributable to higher levels of FHLB advances and deposits during the period.

PROVISION (CREDIT) FOR LOAN LOSSES:   The Company's provision for the three
month period ended March 31, 1997 was $69,000 compared to zero for the three month period ended March 31, 1996. Provision for the nine month period ended March 31, 1997 of $215,000 was $52,391 higher than the provision for the comparable 1996 period. Current charge-offs (net of current recoveries) for the three months ended March 31, 1997 totaled to $74,008 and for the nine month period ended March 31,1997 totaled $157,630. Continued strong loan growth of 11.9% for the nine month period ended March 31, 1997 totaling $11,840,203 accounted for approximately $77,000 of the current fiscal year loan loss provision. Current year net charge-offs continue to be attributable primarily to consumer installment debt levels and bankruptcy
filings mirroring national trends.   Management reviews the adequacy of the
loan loss reserve and credit risk within the Company's loan portfolio on a quarterly basis. As of March 31, 1997, the allowance for loan losses totaled $723,380 representing .65% of gross loans receivable and 143.8% of total non-performing loans. The Company anticipates that as loan portfolio growth continues, provisions for loan losses will continue to be made to maintain adequate loss reserves.

NON-INTEREST INCOME:   Non-interest income for the three month period ended
March 31, 1997 decreased $9,286 or 7.4% , to $116,940 from $126,226 for the three month period ended March 31, 1996. Non-interest income for the nine month period ended March 31, 1997 increased $16,225 or 4.0% to $425,197 from $408,972 at March 31, 1996. The primary reason for the increases was a dividend of prior years credit life insurance in the amount of $57,259 received during the second quarter of 1996 along with increased gains on the sale of loans of $10,046 over the nine month period ended March 31, 1997 offset in part by increased losses of $29,105 on investment securities and a reduction of $19,375 in service charges and other fee income.

NON-INTEREST EXPENSE:    Non-interest expense decreased $90,495 for the three
months ended March 31, 1997 to $755,654 from $846,149 for the three months ended March 31, 1996. For the nine month period ended March 31, 1997, non-interest expense increased $824,733 to $3,229,701 from $2,404,968 for the nine month period ended March 31, 1996. The major items of increase during the nine month 1997 period were from the one-time SAIF recapitalization charge of $702,736 expensed on September 30, 1996, expenses associated with the sale of the Company of $155,008 (additional costs of $135,439 were capitalized pending close of the merger) and increased compensation and benefits expense.

Compensation and benefit expenses increased $31,724 from $357,082 for the three month period ended December 31, 1996 to $388,806 for the three month period ended March 31, 1997. For the nine month period ended March 31 ,1997 expense increased $151,444 from $1,015,137 at March 31, 1996 to $1,166,581 at
March 31, 1997. The increase for the nine month period is primarily attributable to increases of $40,357 of directors' expense resulting from the addition of four members to the board, ESOP expense of $11,573 resulting from the Company's higher common share price, increased employee compensation of $8,726, reduced deferred loan origination costs of $94,364 the result of lower loan origination volume and net other sundry items totaling $6,824.

Non-interest expense annualized as a percent of end-of-period assets for the three month period ended March 31, 1997 was 1.97% compared to 2.23% for the
three months ended March 31, 1996.   Corresponding nine month annualized
non-interest expense as a percent of end-of period-assets was 2.80% and 2.11% respectively. The SAIF special assessment ($702,736) and expenses for the pending merger of the Company ($155,008) account for .75% of the 2.80% nine month 1997 annualized non-interest expense. The Company does not expect any significant increases in normal operating non-interest expenditure levels . The Company does, however, expect additional cost relating to the completion of the sale of the Company.

INCOME TAX EXPENSE: The effective income tax rate for the nine month period ended March 31, 1997 was 43% compared to 18% for the period ended March 31, 1996. For further discussion, see "Note 6 - Income Taxes" of "Notes to Consolidated Financial Statements" for quarter ended March 31, 1997 included herein.

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

The Bank is required to maintain minimum levels of liquid assets as defined by Bank regulators. The required percentage has varied from time to time based upon economic conditions and savings flows and is currently 5% of net withdrawal savings deposits and borrowings payable on demand or in one year or less during the preceding calendar month. The Bank's average liquidity ratio for the nine month period ended March 31, 1997 was 5.8 %. The $12.6 million net reduction of securities along with deposit growth of $5.9 million were used to fund loan demand.

Although management believes that deposit flows will continue to be a stable source of funds, ongoing use of wholesale funding sources may be utilized to meet demand in accordance with the Company's strategic plan. Wholesale funding sources may allow the Company to obtain a lower cost of funds and create a more efficient liability match to the asset being funded.


CAPITAL RESOURCES


The Bank is subject to three capital to asset requirements in accordance with OTS regulations. The following table is a summary of the Bank's regulatory capital requirements versus actual capital at March 31, 1997:

Capital Requirements:
--------------------
                                                         Minimum Required
                                      Minimum Required   To Be Well Capitalized
                                      for Capital        Under Prompt Corrective
                      Actual          Adequacy Purposes  Action Regulations
                      Amount/Percent  Amount/Percent     Amount/Percent
                      --------------  -----------------  -----------------------
                                      (Dollars in Thousands)

Tangible              $ 14,572  9.49%   $ 2,303    1.50%     $ 7,676     5.00%
Core Leverage Capital   14,572  9.49%     6,141    4.00%       9,511     6.00%
Risk-Based Capital      15,293 19.43%     6,297    8.00%       7,871    10.00%

                                  SJS BANCORP, INC.
                                      FORM 10-Q
                             Quarter Ended March 31, 1997

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

Item 4    Submission of Matters to a Vote of Security Holders:

          At the Special Meeting for Shareholders held on April 29,1997, shareholder voted on the approval and adoption of the Agreement and Plan of Merger dated November 6, 1996 by and between SJS Bancorp, Inc., Shoreline Financial Corporation and SJS Acquisition Corporation.

          The election result votes were:    For            672,271
                                             Against          5,334
                                             Abstain          3,600

          There are no other matters required to be reported under this item.

Item 5    Other Information:

          SJS Bancorp, Inc. announced on November 7, 1996 that they signed a plan of merger under which SJS Bancorp, Inc. would merge with and into Shoreline Financial Corporation. Under the agreement, which was approved by SJS Bancorp, Inc. shareholder on April 29, 1997 and the Federal Reserve Board on April 21, 1997, SJS Bancorp, Inc. shareholders will receive $27.00 cash for each share of SJS Bancorp, Inc. common stock, for a total value of approximately $25.4 million. The transaction is still subject to customary regulatory approvals, however, the transaction is expected to be completed in June of 1997, subject to receipt of continued regulatory approvals.

          There are no other matters required to be reported under this item.

Item 6    Exhibits and Reports on Form 8-K:
          (a)   Exhibits -  Financial Data Schedule
          (b) Reports on Form 8-K. No reports were filed during the quarter ended March 31, 1997. An 8-K was filed April 30, 1997 which included a press release of SJS Bancorp, Inc. announcing the pending merger with Shoreline Financial Corporation.


SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     SJS BANCORP, INC.


Date: May 9, 1997                      /S/ Thomas G. Watson
                                       ----------------------
                                        President


Date: May 9, 1997                      /S/ Arthur Skale
                                       ----------------------
                                       Chief Financial Officer

                                  SJS BANCORP, INC.
                                      FORM 10-Q
                             Quarter Ended March 31, 1997


                                    EXHIBIT INDEX
                                    -------------



Item No.      Description
--------      -----------
Item 27       Financial Data Schedule